Form 10-K
period 2019-12-31
GS Mortgage Securities Trust 2013-GC10
filed 2020-03-26
CIK 1566053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Empire Hotel & Retail Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on February 6, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $10,037,404.00 for the twelve- month period ended December 31, 2019.

The National Harbor Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on February 6, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,718,158.00 for the twelve- month period ended December 31, 2019.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.2         LNR Partners, LLC, as Special Servicer

33.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Empire Hotel & Retail Mortgage Loan (see Exhibit 33.1)

33.10       LNR Partners, LLC, as Special Servicer of the Empire Hotel & Retail Mortgage Loan (see Exhibit 33.2)

33.11       U.S. Bank National Association, as Trustee of the Empire Hotel & Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Empire Hotel & Retail Mortgage Loan (see Exhibit 33.5)

33.13       Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Empire Hotel & Retail Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Hotel & Retail Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Empire Hotel & Retail Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the National Harbor Mortgage Loan (see Exhibit 33.1)

33.17       LNR Partners, LLC, as Special Servicer of the National Harbor Mortgage Loan (see Exhibit 33.2)

33.18       U.S. Bank National Association, as Trustee of the National Harbor Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the National Harbor Mortgage Loan (see Exhibit 33.5)

33.20       Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the National Harbor Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Harbor Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the National Harbor Mortgage Loan (see Exhibit 33.8)

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

34.2         LNR Partners, LLC, as Special Servicer

34.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Empire Hotel & Retail Mortgage Loan (see Exhibit 34.1)

34.10       LNR Partners, LLC, as Special Servicer of the Empire Hotel & Retail Mortgage Loan (see Exhibit 34.2)

34.11       U.S. Bank National Association, as Trustee of the Empire Hotel & Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Empire Hotel & Retail Mortgage Loan (see Exhibit 34.5)

34.13       Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Empire Hotel & Retail Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Hotel & Retail Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Empire Hotel & Retail Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the National Harbor Mortgage Loan (see Exhibit 34.1)

34.17       LNR Partners, LLC, as Special Servicer of the National Harbor Mortgage Loan (see Exhibit 34.2)

34.18       U.S. Bank National Association, as Trustee of the National Harbor Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the National Harbor Mortgage Loan (see Exhibit 34.5)

34.20       Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the National Harbor Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Harbor Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the National Harbor Mortgage Loan (see Exhibit 34.8)

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

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Empire Hotel & Retail Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Empire Hotel & Retail Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the National Harbor Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of the National Harbor Mortgage Loan (see Exhibit 35.2)

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

Date: March 26, 2020